Form 10-K
period 2000-12-31
International Luxury Products, Inc.
filed 2020-09-09
CIK 1115864

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number:    000-027455

INTERNATIONAL LUXURY PRODUCTS, INC.
(Exact name of Company as specified in its charter)

Nevada	65-079369
(State of incorporation)	(I.R.S. Employer Identification No.)

3445 Lawrence Avenue

Oceanside, New York 11572

(Address of principal executive offices)

(646) 768-8417

(Company’s telephone number, including area code)

Industries International, Incorporated

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Company is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $-0- (computed by reference to the closing price of a share of the Company’s common stock on that date as reported).

As of August 31, 2020, there were 91,450,830 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

i

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Company,” “we,” “our” or “us” refer to International Luxury Products Inc. f/k/a Dermalay Industries, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

International Luxury Products, Inc. f/k/a Dermalay Industries, Inc (“the Company”) was incorporated on August 22, 1995, as a Nevada corporation under the name H. Herbig Land & Livestock Incorporated. From the date of incorporation to December 2, 1997, the Company had no significant operating activities. On December 2, 1997, the Company entered a purchase agreement with Mr. William E. Edwards to purchase the name Dermalay Industries, Inc., and inventory owned by Mr. Edwards in exchange for 2,550,000 shares of common stock. The Company is deemed to have entered the development stage effective December 2, 1997.

Since December 2, 1997, the Company has developed a business plan which included raising capital to produce and build market awareness for the Company's products which was intended to consist of skincare products and sports creams produced from "Emu Oil". The Company has not had any significant operations to date and is therefore considered to be in the development stage.

The Company ceased operations in 2000.

On March 07, 2005, a certificate of notice of termination of registration under section 12(g) of the Securities Exchange Act of 1934, Form 15- 12G was filed on behalf of the Company.

On July 11, 2019, Custodian Ventures LLC, applied for appointment as Custodian of International Luxury Products, Inc with the Eighth Judicial District Court of Nevada. On August 22, 2019, the Eighth Judicial District Court of Nevada appointed Custodian Ventures, LLC as the custodian for International Luxury Products, Inc., proper notice having been given to the officers and directors of International Luxury Products, Inc. There was no opposition.

On August 29, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer, and Director.

On October 11, 2019, the Company issued 51,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $51,000 in exchange for the settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $17,250, and the promissory note issued to the Company in the same amount.

The Company intended to introduce a line of high-quality health, hair, and skincare products made with pure Emu oil. Emu oil comes from the rendered fat of the Emu, which is filtered and treated to remove all proteins, bacterial, and particulate matter. After this treatment, the oil is odorless and either a clear liquid or a cloudy cream depending on the ambient temperature.

The Emu is a large flightless bird native to Australia. For over 200 years Emu oil has been used by the indigenous people of Australia, and subsequently, the white settlers, for a variety of skin conditions such as treatment for chronic dry skin, relieve muscle and joint soreness, retard the wrinkling process, and aid in the healing of eczema and psoriasis.

It has been frequently tested by the government and private laboratories and found to contain many fatty acids that give it its unique qualities. It contains no steroids or hormones and, when suitably treated, no bacteria.

Dr. George Hobday conducted the first recorded Emu oil trials in Australia. His clinical experiences observed that its two major actions were anti-inflammatory and its ability to penetrate the skin. He also concluded that it appeared to provided protection. He identified the following applications where Emu oil was effective: Eczema; keloid; burns; joint pain, growing pains; bruising; muscle pain, and wounds. Ongoing studies at Harner Burn Center in Lubbock, Texas find the healing process is accelerated.

The beneficial attributes of Emu oil are also being welcomed in sports medicine. It can be found in the training rooms of professional sports teams and fitness centers across America. An estimated 80% of NBA teams have used Emu oil for reducing pain and swelling from injuries, as well as to decrease time lost to injury. Otho David, Head Trainer for the Philadelphia Eagles and five-time "Professional Trainer of the Year," started using Emu oil in the training room and refers to it as "magic oil."

Emu oil is recognized by the Australian Therapeutic Goods Administration (their equivalent to U.S. Food & Drug Administration) and currently holds a U.S. Patent #5431924 on the anti-inflammatory composition derived from the oil. Formal recognition of Emu oil in the U.S. by the FDA is forthcoming, but since the oil is a natural substance, recognition is not a prerequisite to the production and sale of Emu oil products in the U.S.

The Company previously offers three products:

Dermalay Pure Emu Oil with Fresh Scent was the first product developed by the Company and was introduced in 1995. It penetrates the skin barrier (stratum corneum) nearly 2.5 times faster than mineral oil-based products to deliver younger-looking skin and healthier hair growth. It can be used as a daily moisturizer on the face and body for wrinkles, blemishes, rashes, stretch marks, hair bumps, and minor wounds. It can also be used as a hair moisturizer for healthier hair growth or thinning and balding.

Dermalay Moisturizing Lotion is used to treat chronic dry skin and provide soothing relief for specific skin problems like Eczema, Psoriasis, and minor burns by combining Dermalay Pure Emu Oil, a highly effective transdermal carrier, with traditional aloe vera and other natural ingredients. This non-greasy formula helps achieve a younger, healthier appearance by accelerating the production of new skin cells and delivering the healing effects of Emu oil and aloe vera past the skin barrier where it is needed most.

PowerHeat Analgesic Joint/Muscle Relief is a highly effective transdermal carrier and anti-inflammatory agent, delivering concentrated capsicum (cayenne) and eucalyptus oil past the skin barrier deep into sore muscles and joints to relieve pain and stiffness. This highly penetrating analgesic formula is non-greasy and has a pleasant smell which becomes barely noticeable in minutes. It is recommended as a warm-up before work-outs or for pain and stiffness in muscles and joints associated with arthritis, sports injuries, over-exertion, accidents, and stress.

Company is a Blank Check Company

At present, the Company is a development stage company with no revenues, no assets, and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company’s common stock.

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S-8 sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Unavailability of Rule 144 for Resale

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a Shell Company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock

Our common stock occasionally trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post-effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and resale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Effecting a business combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake A business combination may involve the acquisition of, or a merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early-stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries that experience rapid growth. In addition, although the Company’s Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay Management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ Management

We cannot assure you that our assessment of the target business’ Management will prove to be correct. In addition, we cannot assure you that the future Management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

Competition

There is significant competition in the Emu oil industry. Many of the Company’s competitors are better capitalized and have more experience in the business. This presents business risks to the Company.

This competition includes Emuvera, New World Technologies, The Emu Man, and Rhemu. All of these companies charge competitive prices. Pure oil ranges between $10 and $12 per ounce, while lotion tends to sell for about $17 for six ounces. However, the quality of these products varies as these companies sometimes include inferior oil or less than the optimum amount of oil in their products. The Company uses only the best oil in quantities which delivers the optimum results for the consumer.

The major competitors' objectives and strategies are to develop a market for their products on a national scale. While none has yet done so, it could happen soon. Competitive threats today come from other companies with more capital to invest in national advertising campaigns, not from any with a product better than the Company's.

Limited depth of management:

The Company has a quality management team. However, that team is limited in number. If one or more of the immediate management team was incapacitated, this could have a negative effect on the Company.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company has no property.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock is listed on OTC Markets. The last reported sales price of our common stock on the OTC Markets on August 5, 2020, was $0.05.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then-current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of June 30, 2020, there were 91,450,830 shares of common stock issued and outstanding, which were held by approximately 304 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s consolidated financial statements, which are included elsewhere in this Form 10-K.

Results of Operations

Management’s Plan of Operation

Overview

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt, or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of our stockholders;
●	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
●	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Liquidity

As of December 31, 2000, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of acquisition for an unlimited period of time will be paid from additional money contributed by David Lazar, our sole officer and director, or an affiliated party.

Off-Balance Sheet Arrangements

As of December 31, 2000, and 1999, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2000, and 1999, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2000, and December 31, 1999, are included elsewhere in this Form 10K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2000 the Company had negative shareholders’ equity of $1,468.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide this information.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Luxury Products, Inc.:

We were engaged to audit the accompanying balance sheets of International Luxury Products, Inc. (“the Company”) as of December 31, 2000 and 1999 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until August of 2020 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at December 31, 2000 and 1999, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph above, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

September 1, 2020

INTERNATIONAL LUXURY PRODUCTS, INC.

(UNAUDITED) BALANCE SHEETS

	December 31,	December 31,
	2000	1999

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$1,468	$1,468
Total current liabilities	1,468	1,468

Commitments and contingencies	-	-

Stockholders’ Equity
Common Stock, $.001 par value, 50,000,000 shares authorized, 3,550,000 shares, issued and outstanding as of December 31, 2000 and 1999	3,550	3,550
Additional paid- in capital	54,687	54,687
Retained earnings (deficit)	(59,705)	(59,705)
Total Stockholders’ Equity (Deficit)	(1,468)	(1,468)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL LUXURY PRODUCTS, INC.

(UNAUDITED) STATEMENTS OF OPERATIONS

	YEARS ENDED
	December 31,	December 31,
	2000	1999

Revenue	$-	$-

Operating Expenses:
General and administrative	-	45,711
Total operating expenses	-	45,711
Income (Loss) from operations	-	(45,711)

Other (expense) net	-	-
Income (loss) before provision for income taxes	-	(45,711)
Provision for income taxes	-	-
Net loss	$-	$(45,711)

Basic and diluted earnings(loss) per common share	$-	$(0.01)

Weighted average number of shares outstanding	3,550,000	3,550,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL LUXURY PRODUCTS, INC.

(UNAUDITED) STATEMENTS OF CASH FLOWS

YEARS ENDED
	December 31,	December 31,
	2000	1999
Cash Flows From Operating Activities:
Net income (loss)	$-	$(45,711)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss on disposal of assets		45,711
Net cash provided by operating activities	-	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL LUXURY PRODUCTS, INC.

(UNAUDITED) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Retained	Stockholders’
	Common stock		Paid-in	Earnings	Equity/
	Shares	Value	Capital	(Deficit)	(Deficit)

Balance, December 31, 1998	3,550,000	$3,550	$54,687	$(13,994)	$44,243

Net loss				(45,711)	(45,711)

Balance, December 31, 1999	3,550,000	$3,550	$54,687	$(59,705)	$(1,468)

Net income (loss)				-

Balance, December 31, 2000	3,550,000	$3,550	$54,687	$(59,705)	$(1,468)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL LUXURY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

International Luxury Products, Inc. f/k/a Dermalay Industries, Inc (“the Company”) was incorporated on August 22, 1995 as a Nevada corporation under the name H. Herbig Land & Livestock Incorporated. From the date of incorporation to December 2, 1997 the Company had no significant operating activities. On December 2, 1997, the Company entered a purchase agreement with Mr. William E. Edwards to purchase the name Dermalay Industries, Inc., and inventory owned by Mr. Edwards in exchange for 2,550,000 shares of common stock. The Company is deemed to have entered the development stage effective December 2, 1997.

Since December 2, 1997, the Company has developed a business plan which included raising capital to produce and build market awareness for the Company’s products which was intended to consist of skin care products and sports creams produced from “Emu Oil”. The Company has not had any significant operations to date, and is therefore considered to be in the development stage.

The Company ceased operations in 2000.

On March 07, 2005, a certificate of notice of termination of registration under section 12(g) of the Securities Exchange Act of 1934, Form 15- 12G was filed on behalf of the Company.

On July 11, 2019, Custodian Ventures LLC, applied for appointment as Custodian of International Luxury Products, Inc with the Eight Judicial District Court of Nevada. On August 22, 2019, the Eight Judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for International Luxury Products, Inc., proper notice having been given to the officers and directors of International Luxury Products, Inc. There was no opposition.

On August 29, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

On October 11, 2019, the Company issued 51,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $51,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $17,250, and the promissory note issued to the Company in the amount $33,750.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. As of December 31, 2000 the Company had negative shareholders’ equity of $1,468.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern.. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2000 and December 31, 1999, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has authorized 50,000,000 shares of common stock. As of December 31, 2000, and December 31, 1999 respectively, there were 3,550,000 shares of Common Stock issued and outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of December 31 2000, and December 31, 1999.

NOTE 5 – SUBSEQUENT EVENTS

On March 07, 2005, a certificate of notice of termination of registration under section 12(g) of the Securities Exchange Act of 1934, Form 15- 12G was filed on behalf of the Company.

On July 11, 2019, Custodian Ventures LLC, applied for appointment as Custodian of International Luxury Products, Inc with the Eight judicial District Court of Nevada. On August 22, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for International Luxury Products, Inc., proper notice having been given to the officers and directors of International Luxury Products, Inc. There was no opposition.

On August 29, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

On October 11, 2019, the Company issued 51,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $51,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $17,250, and the promissory note issued to the Company in the amount $33,750

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2000. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2000 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2000, because there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the lack of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of hiring employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Lazar	President, CEO, Treasurer, CFO, Secretary, sole Director	29	August 29, 2019

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current Director, Executive Officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. David Lazar, 29, is a private investor with business experience. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management, public company management, accounting, audit preparation, due diligence reviews and SEC regulations. David Lazar is also the sole officer and director of Melt, Inc. and Zhongchai Machinery, Inc., both of which are blank check companies. His expertise includes early-stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions. Mr. Lazar was selected to serve as a director due to his knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with smaller reporting companies. Mr. Lazar and his affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Employment Agreements

We have no formal employment agreement with David Lazar who is our sole employee, Directors or officer.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our Directors, Executive Officers, promoters or control persons has been involved in any of the following events during the past 10 years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an Executive Officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses;

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

As of the date of filing, the Company has not adopted a corporate code of ethics. The Company has never adopted a corporate code of ethics, and the new management of the Company has not yet made plans to formulate such a code.

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. David Lazar. The Board of Directors held no formal meetings during the year ended December 31, 2000. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2000, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

Audit Committee

Currently the Company does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended December 31, 2000 and 1999. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2000 and 1999 .

Compensation of Directors

During the year ended December 31, 2000 and 1999, no officer received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2000 and 1999, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. David Lazar, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2020 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on June 30, 2020. As of June 30, 2020, there were 91,450,830 shares of our Company’s Common Stock issued and outstanding.

	Amount and
	Nature
	of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class (1)
David Lazar(2)	51,000,000	55.8%

Directors and Executive Officers as a Group (1 person)	51,000,000	55.8%

5% or greater shareholders
Herman G. Herbig/On time Invest	20,630,000	22.6%

(1)	Percentages are calculated based on 91,450,830 shares of the Company’s Common Stock issued and outstanding on June 30, 2020.
(2)	Address at 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036. The shares are held by Custodian Ventures, LLC, which is controlled by David Lazar
(3)	6 Avenue d’I+NA Paris France

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. As of August 1, 2020, he had extended $13,569 in interest free demand loans to the Company.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December 31,	December 31,
	2000	1999
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
Total	$ N/A	$ N/A

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

International luxury products, Inc.
(Registrant)

Dated: September 9, 2020	By:	/s/ David Lazar
David Lazar
President, CEO
(Principal Executive Officer)

Dated: September 9, 2020	By:	/s/ David Lazar
David Lazar
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 9, 2020	By:	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Director

Dated: September 9, 2020	By:	/s/ David Lazar
David Lazar
Treasurer, Chief Financial Officer and Director