Form 10-K
period 2003-12-31
International Luxury Products, Inc.
filed 2020-09-09
CIK 1115864

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Since December 2, 1997, the Company has developed a business plan which included raising capital to produce and build market awareness for the Company’s products which was intended to consist of skincare products and sports creams produced from “Emu Oil”. The Company has not had any significant operations to date and is therefore considered to be in the development stage.

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

The beneficial attributes of Emu oil are also being welcomed in sports medicine. It can be found in the training rooms of professional sports teams and fitness centers across America. An estimated 80% of NBA teams have used Emu oil for reducing pain and swelling from injuries, as well as to decrease time lost to injury. Otho David, Head Trainer for the Philadelphia Eagles and five-time “Professional Trainer of the Year,” started using Emu oil in the training room and refers to it as “magic oil.”

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

The major competitors’ objectives and strategies are to develop a market for their products on a national scale. While none has yet done so, it could happen soon. Competitive threats today come from other companies with more capital to invest in national advertising campaigns, not from any with a product better than the Company’s.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on OTC Markets. The last reported sales price of our common stock on the OTC Markets on August 5, 2020, was $0.05.

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

Liquidity

As of December 31, 2003, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management.

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

Off-Balance Sheet Arrangements

As of December 31, 2003, and 2002, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2003, and 2002, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2003, and December 31, 2002, are included elsewhere in this Form 10K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2003 the Company had negative shareholders’ equity of $1,468.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Luxury Products, Inc.:

We were engaged to audit the accompanying balance sheets of International Luxury Products, Inc. (“the Company”) as of December 31, 2003 and 2002 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until August of 2020 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at December 31, 2003 and 2002, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

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

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

September 1, 2020

INTERNATIONAL LUXURY PRODUCTS, INC.

(UNAUDITED) BALANCE SHEETS

	December 31,	December 31,
	2003	2002

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$1,468	$1,468
Total current liabilities	1,468	1,468

Commitments and contingencies	-	-

Stockholders’ Equity
Common Stock, $.001 par value, 50,000,000 shares authorized, 3,550,000 shares, issued and outstanding as of December 31, 2003 and 2002	3,550	3,550
Additional paid- in capital	54,687	54,687
Retained earnings (deficit)	(59,705)	(59,705)
Total Stockholders’ Equity (Deficit)	(1,468)	(1,468)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL LUXURY PRODUCTS, INC.

(UNAUDITED) STATEMENTS OF OPERATIONS

YEARS ENDED
	December 31,	December 31,
	2003	2002

Revenue	$-	$-

Operating Expenses:
General and administrative	-	-
Total operating expenses	-	-
Income (Loss) from operations	-	-

Other (expense) net	-	-
Income (loss) before provision for income taxes	-	-
Provision for income taxes	-	-
Net loss	$-	$-

Basic and diluted earnings(loss) per common share	$-	$-

Weighted average number of shares outstanding	3,550,000	3,550,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL LUXURY PRODUCTS, INC.

(UNAUDITED) STATEMENTS OF CASH FLOWS

YEARS ENDED
	December 31,	December 31,
	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$-	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss on disposal of assets		-
Net cash provided by operating activities	-	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL LUXURY PRODUCTS, INC.

(UNAUDITED) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Retained	Stockholders’
	Common stock		Paid-in	Earnings	Equity/
	Shares	Value	Capital	(Deficit)	(Deficit)

Balance, December 31, 2001	3,550,000	$3,550	$54,687	$(59,705)	$(1,468)

Net income (loss)				-	-

Balance, December 31, 2002	3,550,000	$3,550	$54,687	$(59,705)	$(1,468)

Net income (loss)				-

Balance, December 31, 2003	3,550,000	$3,550	$54,687	$(59,705)	$(1,468)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL LUXURY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. As of December 31, 2003 the Company had negative shareholders’ equity of $1,468.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2003 and December 31, 2002, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has authorized 50,000,000 shares of common stock. As of December 31, 2003, and December 31, 2002 respectively, there were 3,550,000 shares of Common Stock issued and outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of December 31, 2003 and December 31, 2002.

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

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2003 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2003, because there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. David Lazar. The Board of Directors held no formal meetings during the year ended December 31, 2003. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2003, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

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

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended December 31, 2003 and 2002. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2003 and 2002.

Compensation of Directors

During the year ended December 31, 2003 and 2002, no officer received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2003 and 2002, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. David Lazar, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

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

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
Total	$ N/A	$ N/A

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