Form 10-Q
period 2026-03-31
ECOMINAS CORP.
filed 2026-05-14
CIK 1115864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

ECOMINAS CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-30839	N/A
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4100 Easton Drive Ste 111

Bakersfield, CA 93309

(Address of principal executive offices, including zip code.)

416-825-9367

(Telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of May 14, 2026, the registrant had 107,670,830 shares of common stock issued and outstanding.

ECOMINAS CORP.

 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “expect,” “future,” “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this quarterly report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading ”Risk Factors” which may be included in the Company’s Registration Statement on Form 10 as previously filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

The accompanying unaudited condensed financial statements have been prepared by management and have not been reviewed by the Company’s independent auditors.

The condensed financial statements include:

•	Condensed Balance Sheets as of March 31, 2026 and December 31, 2025
•	Condensed Statements of Operations for the three months ended March 31, 2026 and 2025
•	Condensed Statements of Cash Flows for the three months ended March 31, 2026 and 2025
•	Condensed Statements of Changes in Stockholders’ Equity
•	Notes to Condensed Financial Statements

ECOMINAS CORP.

(FKA INTERNATIONAL LUXURY PRODUCTS, INC.,)

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2026 (UNAUDITED)	December 31, 2025 (AUDITED)

Cash	$-	$-
Total assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$238,142	$239,578
Notes payable	150,529	115,405
Notes payable - related party	68,785	68,785
Due to related parties	5,293	5,293
Total current liabilities	462,749	429,061

Total liabilities	462,749	429,061

Commitments and Contingencies (Note 6)	-	-

Series A Preferred stock, par value $0.0001 per share; 10,000,000 authorized and 10,000 and 10,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-

Series B Preferred stock, par value $0.0001 per share; 10,000,000 authorized and 5,000,000 and 5,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	500	500

Common Shares 700,000,000 authorized shares, par value $0.0001 107,670,830 and 107,670,830 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	10,768	10,768
Additional paid-in capital	5,014,863	5,014,863
Accumulated deficit	(5,488,880)	(5,455,192)
Total stockholders' deficit	(462,749)	(429,061)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ECOMINAS CORP.

(FKA INTERNATIONAL LUXURY PRODUCTS, INC.,)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31
	2026	2025

Sales	$-	$-

Operating expenses
Professional fees	29,551	10,000
General and administrative	1,284	594
Total operating expenses	30,835	10,594

Loss from operations	(30,835)	(10,594)

Other expenses
Interest expense	(2,853)	(2,384)
Total other expenses	(2,853)	(2,384)

Net loss before tax provision	(33,688)	(12,978)
Tax provision	-	-
Net loss	$(33,688)	$(12,978)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	107,670,830	107,670,830

The accompanying notes are an integral part of these unaudited financial statements.

ECOMINAS CORP.

(FKA INTERNATIONAL LUXURY PRODUCTS, INC.,)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net loss	$(33,688)	$(12,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued expenses	(1,436)	2,384
Net cash used in operating activities	(35,124)	(10,594)

Cash Flows from Financing Activities
Proceeds from notes payable	35,124	10,594
Net cash provided by financing activities	35,124	10,594

Net decrease in cash	$-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ECOMINAS CORP.

(FKA INTERNATIONAL LUXURY PRODUCTS, INC.,)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Series A		Series B						Total
	Preferred		Preferred		Common		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2025	10,000	-	5,000,000	$500	107,670,830	$10,768	$5,014,863	$(5,455,192)	$(429,061)
Net loss								(33,688)	(33,688)
Balance, March 31, 2026	10,000	-	5,000,000	500	107,670,830	10,768	5,014,863	(5,488,880)	(462,749)

Balance, December 31, 2024	10,000	-	5,000,000	500	107,670,830	10,768	5,014,863	(5,309,191)	(283,060)
Net loss								(12,978)	(12,978)
Balance, March 31, 2025	10,000	-	5,000,000	$500	107,670,830	$10,768	$5,014,863	$(5,322,169)	$(296,038)

The accompanying notes are an integral part of these unaudited financial statements.

ECOMINAS CORP.

(FKA INTERNATIONAL LUXURY PRODUCTS, INC.,)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2026

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

The Company was incorporated on August 22, 1995 as a Nevada corporation under the name H. Herbig Land & Livestock Incorporated. From the date of incorporation to December 2, 1997 the Company had no significant operating activities. On December 2, 1997, the Company entered a purchase agreement with Mr. William E. Edwards to purchase the name Dermalay Industries, Inc., and inventory owned by Mr. Edwards in exchange for 2,550,000 shares of common stock. The Company is deemed to have entered the development stage effective December 2, 1997.

On May 12, 2023, the Company’s Board of Directors approved a One for Three Hundred (1-for-300) Reverse Stock Split of the issued and outstanding shares of Common Stock. As of the date of filing the reverse split has not been approved by FINRA and as such the financial statements have not been retroactively restated to reflect the split.

On May 13, 2023, the Company filed Certificate of Change to its Articles of Incorporation, as amended, with the Secretary of Nevada to change the Company’s corporate name to Maya Innovations Corp.

On March 20, 2023, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”), by and among the Company, on the one hand, (“Buyer”), and Maya Innovations, LLC (“MILLC”) and Maya Praveen Kumar, an individual (“Kumar”) and the sole-officer, director, and shareholder of MILLC, on the other hand (collectively, MILLC and Kumar are hereinafter referred to as the “Seller”) whereby the Company acquired various artificial intelligence related assets from the Seller for use in the healthcare industry. On September 15, 2023, the Company, and Maya Praveen Kumar, an individual (“Maya”) entered into an Unwind Agreement and Mutual Release (the “Unwind Agreement”), for the purpose of unwinding, and rendering void, the Asset Purchase Agreement (“Original APA”) executed by and between the Company and Maya on March 20, 2023. The Parties mutually and voluntarily agreed to unwind the transaction contemplated by the Original APA. Accordingly, the Company returned all the Assets acquired per the Original APA once Maya has cancelled, and returned to the Company’s treasury, the 3,000,000 restricted shares of the Company’s common stock and 1,000,000 shares of the Company’s Series A Preferred Stock that were issued per the terms of the Original APA.

On the same day the Company entered into an Asset Purchase Agreement (“Purchase Agreement”), by and among the Company and Pure North Analytics, an unincorporated company based out of Dubai (“PNA”) and Tejas Bansilal Parikh, an individual (“Parikh”) (collectively, PNA and Parikh are hereinafter referred to as the “Seller”) whereby the Company acquired various artificial intelligence related assets from the Seller relating to artificial intelligence tailored for financial markets. Specifically, PNA’s expertise lies in predicting future share prices for Fortune 1000 companies that adhere to ESG (Environmental, Social, and Governance) standards, which significantly influence investor decisions. This tool can be offered by brokerages and financial institutions to their clients via subscription, empowering them to make well-informed investment choices. Collectively, all intellectual property, proprietary and nonproprietary technology, know-how, and all other assets of the Seller that maybe, directly, or indirectly, applied to the artificial intelligence field insofar as the financial industry are referred to hereinafter as the “Acquired Assets.” In exchange for the Acquired Assets, the Company issued 6,000,000 restricted shares of its common stock (the “Common Shares”). Each of the Corporation and Seller shall make customary representations, warranties, covenants, and indemnities in connection with the Purchase Agreement Pursuant to the terms of the Purchase Agreement.

In connection with the foregoing, on September 26, 2023, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Tejas Bansilal Parikh (the “Mr. Parikh”) whereby Mr. Parikh has agreed to serve as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and as Chairman of the Company’s Board of Directors.

Additionally, the Company received notice of resignation from Andrew Gaudet (“Gaudet”) from the positions of President, Chief Executive Officer, Treasurer, Chief Financial Officer, and, Secretary of the Company (the “Resignation”). Gaudet’s resignation from such positions was not the result of any disagreements between Gaudet and the Company relating to the Company’s operations, policies, or practices.

Gaudet shall retain his position as a member of the Company’s Board of Directors until his resignation or until a successor is duly appointed at a meeting of the Company’s Shareholders.

On September 21, 2023, the Company’s Board of Directors, approved changing the Company name from Maya Innovations Corp. to Pure North Analytics Corp.

On November 16, 2023, the Company’s Board of Directors, approved changing the Company name back to International Luxury Products, Inc.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Management is of the opinion that all necessary adjustments have been made to make these interim financial statements not misleading.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months ended March 31, 2026, the Company incurred net losses of $33,688, and accumulated deficits of $5,488,880. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We are entirely dependent on our ability to attract and receive funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other”. According to this statement, intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Under ASC 350-10, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

Income taxes

The Company accounts for its income taxes in accordance with FASB Codification Topic ASC 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-based compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Loss per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2026 and December 31, 2025 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2026 and December 31, 2025.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

NOTE 4 –NOTES PAYABLE

Promissory notes payable as of March 31, 2026 and December 31, 2025 consists of the following:

March 31, 2026	December 31, 2025
8,012	8,012
3,590	3,590
5,650	5,650
5,000	5,000
10,000	10,000
8,000	8,000
7,880	7,880
10,000	10,000
3,500	3,500
750	750
169	169
3,000	3,000
10,000	10,000
1,102	1,102
6,000	6,000
3,440	3,440
10,000	10,000
594	594
4,500	4,500
5,000	5,000
5,000	5,000
700	700
3,000	3,000
518	518
349	-
34,775	-
$150,529	$115,405

During the year ended March 31, 2026 and December 31, 2025, the Company had promissory notes amounting to $150,529 and $115,405 due to the same noteholder, respectively of which $35,124 were issued during the three months ended March 31, 2026 for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the year ended March 31, 2026 and 2025, the Company recorded interest expense related to these notes of $2,853 and $2,384, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

NOTES PAYABLE – Related Party

Notes payable – Related party as of March 31, 2026 and December 31, 2025 consists of the following:

March 31, 2026	December 31, 2025
$6,910	$6,910
23,247	23,247
38,628	38,628
$68,785	$68,785

As of March 31, 2026 and December 31, 2025, the Company had various promissory notes due to officers and shareholders amounting to $68,785. The notes carry an interest rate of 0% and are due upon demand.

Due to related Party

As of March 31, 2026 and December 31, 2025, the Company had amount due to related parties of $5,293 and $5,293, respectively. These advances carry 0% and are due upon demand.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

NOTE 7 – STOCKHOLDERS’ EQUITY

As of March 31, 2026 and December 31, 2025, the Company had 107,670,830 and 107,670,830 shares of common stock, 10,000 and 10,000 shares of Series A Preferred Stock, and 5,000,000 and 5,000,000 shares of Series B Preferred Stock issued and outstanding, respectively.

On May 12, 2023, the Company’s Board of Directors approved a One for Three Hundred (1-for-300) Reverse Stock Split of the issued and outstanding shares of Common Stock. As of the date of filing the reverse split has not been approved by FINRA and as such the financial statements have not been retroactively restated to reflect the split.

On October 12, 2023, the Board of Directors authorize an amendment to the articles of Incorporation to specifically increase the authorized shares to One Billion (1,000,000,000), consisting of; (i) Seven Hundred Million (700,000,000) shares of Common Stock, par value $0.0001 per share, Three Hundred Million (300,000,000) shares of preferred stock, par value $0.0001 per share which are issuable in one or more Series; to designate 10,000,000 preferred shares as Series A Preferred Stock and, (iv) to designate 10,000,000 preferred shares as Series B Preferred Stock.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through May 14, 2026, and noted no material subsequent events

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

Overview

Results of Operations

Revenues

There was no revenue for the three months ended March 31, 2026 and 2025.

Operating Expenses

Operating expenses increased to $30,835 for the three months ended March 31, 2026, from $10,594 for the same period ended March 31, 2025.

Our operating expenses for all periods consisted mainly of professional fees and selling, general and administrative expenses. The increase in operating expenses was primarily a result of an increase in accounting fees during the three months ended March 31, 2026.

Other Income (Expenses)

We had other expenses of $2,853 for the three months ended March 31, 2026, as compared with other expenses of $2,384 for the three months ended March 31, 2025.

Our other expense for the three months ended March 31, 2026 and 2025 consisted mainly of interest expense in the amount of $2,853 and $2,384, respectively. The increase in interest expense is the result of the Company issuing additional notes during 2026

Net Loss

We recorded a net loss of $33,688 for the three months ended March 31, 2026, as compared with a net loss of $12,978 for the three months ended March 31, 2025. The increase in net loss is the result of the factors discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months ended March 31, 2026, the Company incurred a net loss of $33,688, and a accumulated deficit of $5,488,880. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We are entirely dependent on our ability to attract and receive funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders.

As of March 31, 2026, we had no assets of $0. Our total current liabilities as of March 31, 2026 were $462,749. We had a working capital deficit of $462,749 as of March 31, 2026, compared with a working capital deficit of $429,061 as of December 31, 2025.

Operating activities used $35,124 in cash for the three months ended March 31, 2026, as compared with $10,594 used for the three months ended March 31, 2025. Our negative operating cash flows for 2026 and 2025 was largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

We used no cash in investing activities for the three months ended March 31, 2026 and 2025.

Cash flow provided from financing activities was $35,124 for the three months ended March 31, 2026, as compared with $10,594 provided by cash flows for financing activities during the three months ended March 31, 2025.

The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional capital.

Off Balance Sheet Arrangements

As of March 31, 2026, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Responsibility for Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s controls over financial reporting are designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of March 31, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer/Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel, including those described below.

*

The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*

We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of March 31, 2026, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

*

Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company’s financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

*

Assessing the duties of the existing officers of the Company and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

*

Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors will consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

*

Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (as revised).

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended March 31, 2026.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in the Company’s Registration Statement on Form 10, as amended, which was previously filed with the Securities and Exchange Commission, may cause or contribute to actual results differing materially from those anticipated. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Registration Statement on Form 10 and in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement on Form 10, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended March 31, 2026, there were no unregistered sales of our securities that were not previously reported in the Company’s Registration Statement on Form 10 as filed with the SEC on February 24, 2026, and as amended and filed on April 9, 2026, if any.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

ITEM 6 - EXHIBITS

Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws(1)
31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)#
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Filed with the SEC on February 24, 2026 as an exhibit to our Registration Statement on Form 10-12G

** Filed herewith

# The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecominas Corp.

Date: May 14, 2026	By:	/s/ Ricardo Enrique Silva Canelon
	Name:	Ricardo Enrique Silva Canelon
	Title:	Chief Executive Officer & Chief Financial Officer

