Form 10-Q
period 2026-06-30
ECOMINAS CORP.
filed 2026-08-07
CIK 1115864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

ECOMINAS CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-30839	N/A
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Calle 2, Edificio UNO,

Las Mercedes, Oficina 2B,

Caracas, Venezuela

(Address of principal executive offices, including zip code.)

International Luxury Products, Inc.

4100 Easton Drive Ste 111

Bakersfield, CA 93309

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

Yes ☐     No ☒

As of August 7, 2026, the registrant had 48,215,467 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

The accompanying unaudited condensed financial statements have been prepared by management and have been reviewed by the Company’s independent auditors.

The condensed financial statements include:

•	Condensed Balance Sheets as of June 30, 2026 and December 31, 2025;
•	Condensed Statements of Operations for the three and six months ended June 30, 2026 and 2025;
•	Condensed Statements of Cash Flows for the six months ended June 30, 2026 and 2025;
•	Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025; and
•	Notes to the Condensed Financial Statements.

ECOMINAS CORP.

(FKA INTERNATIONAL LUXURY PRODUCTS, INC.,)

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS	June 30, 2026 (UNAUDITED)	December 31, 2025 (AUDITED)

Cash	$766	$-
Total current assets	766	-

Total assets	$766	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$246,329	$239,578
Notes payable	163,710	115,405
Notes payable - related party	68,785	68,785
Due to related parties	5,293	5,293
Total current liabilities	484,117	429,061

Total liabilities	484,117	429,061

Commitments and Contingencies (Note 6)	-	-

Series A Preferred stock, par value $0.0001 per share; 10,000,000 authorized and 10,000 and 10,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-

Series B Preferred stock, par value $0.0001 per share; 10,000,000 authorized and 5,000,000 and 5,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	500	500

Common Shares 700,000,000 authorized shares, par value $0.0001 215,342 and 215,342 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	22	22
Additional paid-in capital	5,025,609	5,025,609
Accumulated deficit	(5,509,482)	(5,455,192)
Total stockholders' deficit	(483,351)	(429,061)

Total liabilities and stockholders' deficit	$766	$-

 The accompanying notes are an integral part of these condensed unaudited financial statements.

ECOMINAS CORP.

(FKA INTERNATIONAL LUXURY PRODUCTS, INC.,)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30		June 30
	2026	2025	2026	2025

Sales	$-	$-	$-	$-

Operating expenses
Professional fees	15,820	3,367	45,371	13,367
General and administrative	700	-	1,984	594
Total operating expenses	16,520	3,367	47,355	13,961

Loss from operations	(16,520)	(3,367)	(47,355)	(13,961)

Other expenses
Interest expense	(4,082)	(2,411)	(6,935)	(4,795)
Total other expenses	(4,082)	(2,411)	(6,935)	(4,795)

Net loss before tax provision	(20,602)	(5,778)	(54,290)	(18,756)
Tax provision	-	-	-	-
Net loss	$(20,602)	$(5,778)	$(54,290)	$(18,756)

Net loss per common share: basic and diluted	$(0.10)	$(0.03)	$(0.25)	$(0.09)
Weighted average common shares outstanding -basic and diluted	215,342	215,342	215,342	215,342

 The accompanying notes are an integral part of these condensed unaudited financial statements.

ECOMINAS CORP.

(FKA INTERNATIONAL LUXURY PRODUCTS, INC.,)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series A		Series B
	Preferred		Preferred		Common		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2025	10,000	-	5,000,000	$500	215,342	$22	$5,025,609	$(5,455,192)	$(429,061)
Net loss								(33,688)	(33,688)
Balance, March 31, 2026	10,000	-	5,000,000	500	215,342	22	5,025,609	(5,488,880)	(462,749)
Net loss								(20,602)	(20,602)
Balance, June 30, 2026	10,000	-	5,000,000	$500	215,342	$22	$5,025,609	$(5,509,482)	$(483,351)

Balance, December 31, 2024	10,000	$-	5,000,000	$500	215,342	$22	$5,025,609	$(5,309,191)	$(283,060)
Net loss								(12,978)	(12,978)
Balance, March 31, 2025	10,000	-	5,000,000	500	215,342	22	5,025,609	(5,322,169)	(296,038)
Net loss								(5,778)	(5,778)
Balance, June 30, 2025	10,000	$-	5,000,000	$500	215,342	$22	$5,025,609	$(5,327,947)	$(301,816)

The accompanying notes are an integral part of these condensed unaudited financial statements.

ECOMINAS CORP.

(FKA INTERNATIONAL LUXURY PRODUCTS, INC.,)

CONDENSED STATEMENTS OF CASHFLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Net loss	$(54,290)	$(18,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Changes in assets and liabilities
Accounts payable and accrued expenses	6,751	3,662
Net cash used in operating activities	(47,539)	(15,094)

Cash Flows from Financing Activities
Proceeds from notes payable	48,305	15,094
Net cash provided by financing activities	48,305	15,094

Net increase in cash	$766	-
Cash, beginning of period	-	-
Cash, end of period	$766	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

ECOMINAS CORP.

(FKA INTERNATIONAL LUXURY PRODUCTS, INC.,)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

On September 21, 2023, the Company’s Board of Directors, approved changing the Company name from Maya Innovations Corp. to Pure North Analytics Corp.

On November 16, 2023, the Company’s Board of Directors, approved changing the Company name back to International Luxury Products, Inc.

On February 5, 2026, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to acquire certain tangible and intangible assets related to mining services and mineral-processing operations. As of June 30, 2026, the transaction had not closed, the Company had not received possession or control of the assets, and no purchase-price securities had been issued. In connection with the Agreement, the Company intends to redirect its business strategy toward the development and commercialization of mineral-processing technologies and related operational-optimization solutions under the Company’s business model. See Note 8 - Subsequent Events.

On February 10, 2026, the Company changed its legal corporate name with the Nevada Secretary of State from International Luxury Products, Inc. to Ecominas Corp.

On July 17, 2026, the Company entered into separate Executive Employment Agreements with Ricardo Enrique Silva Canelon to serve as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board and Andrew Gaudet to serve as the Company’s Chief Operating Officer and Director.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Management is of the opinion that all necessary adjustments have been made to make these interim financial statements not misleading.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the six months ended June 30, 2026, the Company incurred net losses of $54,290, and accumulated deficits of $5,509,482. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2026 and December 31, 2025 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2026 and December 31, 2025.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

NOTE 4 – NOTES PAYABLE

Promissory notes payable as of June 30, 2026 and December 31, 2025 consists of the following:

June 30, 2026		December 31, 2025
	8,012	8,012
	3,590	3,590
	5,650	5,650
	5,000	5,000
	10,000	10,000
	8,000	8,000
	7,880	7,880
	10,000	10,000
	3,500	3,500
	750	750
	169	169
	3,000	3,000
	10,000	10,000
	1,102	1,102
	6,000	6,000
	3,440	3,440
	10,000	10,000
	594	594
	4,500	4,500
	5,000	5,000
	5,000	5,000
	700	700
	3,000	3,000
5	518	518
	349	-
	34,775	-
	13,181	-
	$163,710	$115,405

As of June 30, 2026 and December 31, 2025, the Company had promissory notes amounting to $163,710 and $115,405 due to the same noteholder, respectively of which $48,305 were issued during the six months ended June 30, 2026 for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the six months ended June 30, 2026 and 2025, the Company recorded interest expense related to these notes of $6,935 and $4,795, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

NOTES PAYABLE – Related Party

Notes payable – Related party as of June 30, 2026 and December 31, 2025 consists of the following:

June 30, 2026	December 31, 2025
$6,910	$6,910
23,247	23,247
38,628	38,628
$68,785	$68,785

As of June 30, 2026 and December 31, 2025, the Company had various promissory notes due to officers and shareholders amounting to $68,785. The notes carry an interest rate of 0% and are due upon demand.

Due to related Party

As of June 30, 2026 and December 31, 2025, the Company had amount due to related parties of $5,293 and $5,293, respectively. These advances carry 0% and are due upon demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – STOCKHOLDERS’ EQUITY

As of June 30, 2026 and December 31, 2025, the Company had 215,342 and 215,342 shares of common stock (Post split), 10,000 and 10,000 shares of Series A Preferred Stock, and 5,000,000 and 5,000,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

NOTE 8 – SUBSEQUENT EVENTS

On July 16, 2026, the Company completed a 1-for-500 reverse stock split of our issued and outstanding common stock. The reverse stock split did not reduce the number of authorized shares of common stock and did not apply to our outstanding preferred stock. The financial statements have been retroactively restated to show the effect of the stock split.

On July 17, 2026, the Company entered into separate Executive Employment Agreements with Ricardo Enrique Silva Canelon and Andrew Gaudet. Under the agreements, we issued 36,000,000 restricted shares of common stock (Post split) to Mr. Canelon and 12,000,000 restricted shares of common stock (Post split) to Mr. Gaudet as compensation for services expected to be performed during the 12-month period ending July 16, 2027.

On July 24, 2026, the Company and Francisco Antonio Sbert Mousko amended the February 5, 2026 Asset Purchase Agreement. The amendment excluded all physical assets identified on Schedule A, reduced the consideration from 1,000,000 to 700,000 shares of Series A Preferred Stock, and limited the acquired assets to the technology and intellectual-property assets identified on Schedule B and the operational-use real-property interests identified on Schedule C. The transaction closed on July 24, 2026, and the Company issued 700,000 restricted shares of Series A Preferred Stock to the seller.

The Company has evaluated subsequent events in accordance with ASC 855 through August 7, 2026, the date these financial statements were available to be issued, and has determined that the material subsequent events requiring disclosure are those described in this Note 8.

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

Revenues

We had no revenue for the three or six months ended June 30, 2026 and 2025

Operating Expenses

Operating expenses increased to $16,520 for the three months ended June 30, 2026, from $3,367 for the same period ended June 30, 2025. Operating expenses increased to $47,355 for the six months ended June 30, 2026, from $13,961 for the same period ended June 30, 2025. The increase in operating expenses is mainly the result of the increase in professional fees during the three and six month period.

Other Expense

We had other expense of $4,082 for the three months ended June 30, 2026, as compared with other expenses of $2,411 for the three months ended June 30, 2025. We had other expense of $6,935 for the six months ended June 30, 2026, as compared with other expenses of $4,795 for the six months ended June 30, 2025. Other expenses consisted of accrued interest expense and increased as a result of the Company issuing additional debt during 2026.

Net Loss

We recorded a net loss of $20,602 for the three months ended June 30, 2026, as compared with a net loss of $5,778 for the three months ended June 30, 2025. We recorded a net loss of $54,290 for the six months ended June 30, 2026, as compared with a net loss of $18,756 for the six months ended June 30, 2025. The change in net income was the result of the factors described above.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $5,509,482 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of June 30, 2026, we had total current assets in the amount of $766. Our total current liabilities as of June 30, 2026 were $484,117. We had a working capital deficit of $483,351 as of June 30, 2026, compared with a working capital deficit of $429,061 as of December 31, 2025.

Operating activities used $47,539 in cash for the six months ended June 30, 2026, as compared with $15,094 used for the six months ended June 30, 2025. Our negative operating cash flows for 2026 and 2025 were largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

Cash flow provided from financing activities was $48,305 for the six months ended June 30, 2026, as compared with $15,094 provided by cash flows for financing activities during the six months ended June 30, 2025. Our debt from financing activities consist of the issuance of notes payable.

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

Business Overview

Ecominas Corp., formerly known as International Luxury Products, Inc., is an early-stage mining services and mineral-processing company focused on providing operational, technical, equipment-deployment and processing solutions to third-party mining operators, primarily in Latin America. The Company does not own mineral concessions, mining rights or mineral reserves and does not currently engage in mineral exploration or extraction. Instead, its business model is based on providing mineral-processing capacity, plant operation, equipment management, maintenance, material-handling, operational oversight and related technical services pursuant to service-fee, processing-fee, production-sharing, profit-participation or performance-based arrangements.

On February 5, 2026, the Company entered into an Asset Purchase Agreement relating to certain assets intended to support its planned mining-services and mineral-processing operations. As of June 30, 2026, the transaction had not closed, the Company had not received possession or control of the proposed acquired assets, and no purchase-price securities had been issued. The Company remained in the early stages of developing its business and had not commenced revenue-generating operations or entered into material commercial service contracts. Its activities during the period were focused on developing its business plan, evaluating prospective service opportunities, assessing equipment and operational requirements, and seeking financing.

Subsequent Corporate Developments

On February 10, 2026, the Company changed its legal corporate name from International Luxury Products, Inc. to Ecominas Corp. The corresponding FINRA corporate actions, including the marketplace name change, a 1-for-500 reverse split of the Company’s issued and outstanding common stock and a trading-symbol change, became effective on July 16, 2026. Each 500 pre-split shares of common stock were combined into one post-split share, with fractional shares rounded up to the nearest whole share. The reverse split did not reduce the number of authorized shares and did not apply to the Company’s outstanding preferred stock. Beginning July 16, 2026, the Company’s common stock temporarily traded under the symbol “ILXPD,” with the symbol expected to change to “ECOC” following the applicable 20-business-day period.

Effective July 17, 2026, the Company entered into separate Executive Employment Agreements with Ricardo Enrique Silva Canelon and Andrew Gaudet. Pursuant to the agreements, the Company issued 36,000,000 restricted shares of common stock to Mr. Canelon and 12,000,000 restricted shares of common stock to Mr. Gaudet as compensation for services expected to be performed during the 12-month period ending July 16, 2027. The Board of Directors approved and ratified the agreements and related issuances on July 21, 2026. Following the issuances, the Company had 48,215,467 shares of common stock issued and outstanding. The grant-date fair value and related stock-based compensation expense will be determined in accordance with generally accepted accounting principles and may be material relative to the Company’s historical operating expenses and accumulated deficit.

On July 24, 2026, the Company and Francisco Antonio Sbert Mousko amended the Asset Purchase Agreement. The amendment excluded all physical assets identified on Schedule A, reduced the consideration from 1,000,000 to 700,000 shares of Series A Preferred Stock, and limited the acquired assets to the technology and intellectual-property assets identified on Schedule B and the operational-use real-property interests identified on Schedule C. The transaction closed on July 24, 2026, and the Company issued 700,000 restricted shares of Series A Preferred Stock to the seller. The acquired assets did not include equipment, machinery, vehicles, aircraft, warehouse assets, spare parts, mineral concessions, mining rights, mineral reserves, an operating mining business, customer contracts or an existing revenue stream. The Company expects to rent, lease or otherwise obtain equipment and related operational resources from third parties as needed for particular projects.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of June 30, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of June 30, 2026, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

*

Interviewing and potentially engaging outside consultants with expertise in designing internal controls over financial reporting based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as revised.

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended June 30, 2026.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, which was recently filed with the Securities and Exchange Commission, may cause or contribute to actual results differing materially from those anticipated. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Registration Statement on Form S-1 and in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 29, 2026. Those risk factors, which address, among other things, the Company’s transition to a mining-services and mineral-processing business, its dependence on future financing and substantial doubt about its ability to continue as a going concern, the integration of the assets acquired under the Asset Purchase Agreement, the concentration of ownership and control among the Company’s executive officers and directors, and its reliance on key personnel and third parties, are incorporated herein by reference.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	The Certificate of Change implementing the 1-for-500 reverse split (2)
3.3	Certificate of Amendment changing the Registrant’s corporate name to Ecominas Corp. (2)
3.4	Bylaws(1)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

(2) Filed with the SEC on July 29, 2026 as an exhibit to our Registration Statement on Form S-1

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

Ecominas Corp.

Date: August 7, 2026	By:	/s/ Ricardo Enrique Silva Canelon
	Name:	Ricardo Enrique Silva Canelon
	Title:	Chief Executive Officer & Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

